Form 10KSB
period 2000-12-31
HIAWATHA INDUSTRY INTERNET CORP
filed 2001-05-29
CIK 352903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________ TO ________




                     HIAWATHA INDUSTRY INTERNET CORPORATION
                         ------------------------------
                 (Name Of Small Business Issuer In Its Charter)




DELAWARE                            333-04058                 25-1381014
 ..........................................................................
(State Or Other Jurisdiction Of     COMMISSION FILE NUMBER   (I.R.S. Employer
Incorporation Or Organization)                              Identification No.)

c/o Steven I. Gutstein, Esq., 780 Third Avenue,
24th Floor, New York, NY                                     10017
 .............................................................................
(Address Of Principal Executive Offices)                   (Zip Code)

                                 (212) 829-0215
                            -------------------------
                            ISSUER'S TELEPHONE NUMBER


         Securities Registered under Section 12(b) of the Exchange Act: None


         Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x ] No


Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for the year ended December 31, 2000, its most recent fiscal year, were $ -0-.

         The aggregate market value of the voting stock held by non-affiliates is $3,300. There are approximately 3,300,121 shares of common stock of the Company held by non-affiliates. During the past five years, there has been no "established trading market" for shares of common stock of the Company, so the Company has arbitrarily valued its shares on the basis of the last bid price for these shares on the OTC Pink Sheets on January 24, 2001, of $0.001.

         As of December 31, 2000, 14,071,296 shares of the issuer's common stock were issued and outstanding.


Part I

Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters
Item 6. Plan of Operations
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9. Directors, Executive Officers; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
        -----------------------------------------------------------------


PART I

         Except where the context otherwise requires, all references in this Annual Report to the "Registrant", "Company" or "Hiawatha" refer to Hiawatha Industry Internet Corporation.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-KSB, under the captions "Plan of Operations", "Business of Issuer," and elsewhere relate to future events and expectations, and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "assumes," "plans," "expects," "contemplates," and similar expressions generally are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 1

DESCRIPTION OF BUSINESS

HISTORICAL BACKGROUND

         The Company was incorporated in the State of Delaware on March 20, 1980, under the name Energy, Gas and Oil Corporation for the purpose of engaging in the business of oil, gas and mineral exploration and development. In November 1981, the Company completed its initial public offering. In November 1982, the Company changed its name to Hiawatha Oil and Gas Corporation. The Company incurred large losses, especially in 1982 when the oil market plunged downward and the oil industry went into decline. Shortly thereafter, the Company became inactive, ceasing all operations. The Company remained dormant until early 1996, when it received an infusion of capital. In March of that year the Company entered into a share exchange agreement with the shareholders of International Groupware Associates S.A. ("IGW"), a French computer networking corporation, whereby the Company obtained all of the issued and outstanding shares of IGW in exchange for shares of the Company's common stock. Thereafter the Company resumed operating, conducting its business through IGW, its wholly owned operating subsidiary.

         In June 1996, the Company changed its name to Hiawatha Industry Internet Corporation to better reflect the nature of its new business. IGW operated at a loss and the Company was unable to raise sufficient capital to allow IGW to continue operating. As a result, IGW was placed in receivership in November 1996, and in December of that year, the French Commerce Tribunal of Grasse declared IGW bankrupt. With no operating business, the Company's management sought to find a new business for the Company. Those efforts proved unsuccessful and in July 1997, the Company's officers and directors, who controlled a majority of the issued and outstanding shares of the Company and who were all based in France and were not United States citizens, "walked away" from the Company without taking any formal action and without notice to shareholders, the Securities and Exchange Commission, or the State of Delaware. With no management, the Company ceased to operate. The Company has failed to file any annual or quarterly reports with the Securities and Exchange Commission since it filed a Form 10-QSB in November 1996 for the quarter ended September 30, 1996. The Company's charter was voided by the State of Delaware for nonpayment of taxes.

         In May 2000, Reinhardt Stille, a shareholder in the Company, obtained the shares owned by a former director who was a majority shareholder as a settlement of a legal action Mr. Stille brought against the former director. Mr. Stille and the former director were co-guarantors of a loan made by a French bank to IGW. When IGW was unable to repay the loan, funds placed by Mr. Stille in escrow to secure the loan were used to satisfy that obligation. Mr. Stille obtained a judgment against the former director as co-guarantor of the loan, and accepted the transfer to him of the former director's shares of the Company's common stock in satisfaction of that judgment. Since then, Mr. Stille, as the Company's sole officer and director and majority shareholder, has, among other things, caused the Company to be restored to good standing with the State of Delaware by causing its back taxes and current taxes to be paid and by filing a certificate for the renewal and revival of its charter; commissioned audited financial statements for the Company; and sought new business opportunities for the Company.

BUSINESS OF ISSUER

         Hiawatha has no operating business. The Company does not intend to develop its own operating business but instead will seek to effect a business combination with a business entity which owns an operating business and wishes to undertake a business combination for its own corporate purposes (a "Combination Target"). The sole activity of the Company currently involves seeking a Combination Target. The Company has had extensive and substantial discussions and negotiations with a potential Combination Target. These negotiations have progressed to a point where the Company anticipates effecting a combination with the potential Combination Target in the very near future. However, there can be no assurance that a business combination with the potential Combination Target will be consummated. In the event that the ongoing negotiations fail to result in a business combination with the potential Combination Target, the Company will continue to seek a Combination Target. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate a Combination Target and consummate a business combination.


EMPLOYEES

         The Company has no employees. The Company's sole officer has agreed to allocate a portion of his time to the activities of the Company without compensation. The officer anticipates that the goal of achieving a business combination can be implemented by his devoting approximately 10 hours per week to the business affairs of the Company, and consequently, conflicts of interest may arise with respect to his limited time commitment.

ITEM 2

DESCRIPTION OF PROPERTY

         None. The Company neither owns nor leases any real property at this time. Pursuant to an oral agreement with Reinhardt Stille, the Company's majority stockholder, and sole officer and director, the Company utilizes, and will continue to utilize the office space of Mr. Stille at no charge. His office is located at 21 Boulevard du Larvotto, Monaco.

ITEM 3

LEGAL PROCEEDINGS

         There are no legal actions pending against the Company.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to the security holders for a vote during the current fiscal year ending December 31, 2000.


PART II

ITEM 5

MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common shares trade on the OTC Pink Sheets under the symbol "HWII". Trading has been negligible over the past five years, with the most recent trade occurring on January 24, 2001. No assurance can be given that any market for the Company's common stock will develop in the future or be maintained.

         As of December 31, 2000, there were 1,496 holders of record of the Company's common stock.

DIVIDEND POLICY

         The Company has never declared or paid cash dividends on the common stock and anticipates that all future earnings, if any, will be retained as working capital and for business expansion. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and general business conditions. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

RECENT SALES OF UNREGISTERED SECURITIES
         None.

ITEM 6

PLAN OF OPERATIONS

         The Company is currently directing all of its efforts to seeking a business entity with which to enter into a business combination.

ITEM 7

FINANCIAL STATEMENTS

         The financial statements for the years 1996-2000 are included herein.


PART III

ITEM 8

DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

         Reinhardt Stille (60) is the Company's sole officer and director. Mr. Stille is a Canadian Certified General Accountant (CGA) and a Fellow of the Canadian Securities Institute (FCSI) who trained with Price Waterhouse and was assistant controller for Canada Development Corporation, one of Canada's largest holding companies. Mr. Stille was in institutional sales with Dean Witter Reynolds (Canada) Inc., and predecessor companies. In 1991 he relocated to Monaco to pursue private business interests.

         Mr. Stille is not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs the Company. He may have conflicts of interest in allocating his time among his various business activities. As a result, the consummation of a business combination may require a greater period of time than if the Company had more officers and directors who devoted their full time to the Company's affairs. However, Mr. Stille intends to devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including continuing the ongoing negotiations with the Combination Target, and in the event those negotiations fail, identifying other potential Combination Targets and the negotiation and consummation of a business combination.

ITEM 9

EXECUTIVE COMPENSATION

         Mr. Stille, the Company's sole officer and director receives no compensation for his services as an officer and director.

ITEM 10

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         A business combination will, in all likelihood, result in stockholders of the Combination Target obtaining a controlling interest in the Company. Any such combination may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr. Stille to resign or be removed as the Company's sole officer and director and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

         As of December 31, 2000 Reinhardt Stille, the Company's sole officer and director, owned 10,771,175, or 76.55% of the 14,071,296 issued and outstanding shares. No other person is known to the management of the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. Since Mr. Stille is the sole officer and director of the Company, all executive officers and directors of the Company as a group own 10,771,175 of the 14,071,296 issued and outstanding shares of the Company's Common Stock, which amounts to 76.55% of the issued and outstanding shares of the Company's Common Stock.

ITEM 11

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 12

EXHIBITS AND REPORTS ON FORM 8-K

a) No Exhibits are filed with this Annual Report.

b) REPORTS ON FORM 8-K FILED DURING THE TWELVE MONTHS ENDED DECEMBER 31, 2000

    There were no reports on Form 8-K filed during the twelve months ended December 31, 2000.


SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 29, 2001

HIAWATHA INDUSTRY INTERNET CORPORATION



BY: /S/ REINHARDT STILLE

------------------------------
Reinhardt Stille
Chief Executive Officer And President

                     HIAWATHA INDUSTRY INTERNET CORPORATION
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1996





                                Table of Contents




                                                             Page
                                                           ----------

Independent  Accountant's  Report . . . . . . . . . . . .. . . 1

Balance  Sheet . . . . . . . . . . . . . . . . . . . . .  . . .2

Statement  of  Operations . . . . . . . . . . . . . . . .. . . 3

Statement  of  Changes  in  Shareholders'  Equity . . . .. . . 4

Statement  of  Cash  Flows . . . . . . . . . . . . . . .  . . .5

Notes  to  the  Financial  Statements . . . . . . . . . .. . 6 - 8

                         Independent Accountant's Report



To the Stockholders of
Hiawatha Industry Internet Corporation:


We have audited the accompanying balance sheet of Hiawatha Industry Internet Corporation as of December 31, 1996 and the related statements of operations, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hiawatha Industry Internet Corporation as of December 31, 1996 and the results of its operations, stockholder's equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ McManus & Co., P.C.
---------------------
McManus & Co., P.C.
Certified Public Accountants
Rockaway, New Jersey

April 26, 2001

                     Hiawatha Industry Internet Corporation
                                  Balance Sheet
                                December 31, 1996




                                     ASSETS

Current  Assets:
    Cash                                                                          $        64,925

                                                                                    --------------
         Total  Current  Assets                                                            64,925


Other  Assets:                                                                                  0

                                                                                    --------------
         Total  Other  Assets                                                                   0

                                                                                    --------------
Total  Assets                                                                     $        64,925
                                                                                    ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
    Accrued  Expenses                                                             $         3,000

                                                                                    --------------
         Total  Liabilities                                                                 3,000


Stockholders'  Equity:

    Common  Stock - $.001  par  value
         Authorized  50,000,000  shares
         14,071,296  shares  issued  and  outstanding                                      14,071
    Paid  In  Capital                                                                   4,604,000
    Retained  Deficit                                                                  (4,556,146)

                                                                                    --------------
         Total  Stockholders'  Equity                                                      61,925

                                                                                    --------------
Total  Liabilities  and  Stockholders'  Equity                                    $        64,925
                                                                                    ==============



                     Hiawatha Industry Internet Corporation
                             Statement of Operations
                      For the Year Ended December 31, 1996



Revenues                                                                          $              --
                                                                                    ----------------


Expenses:
    Consulting  Services                                                                    100,500
    Office  Expense                                                                             325
    Outside  Services                                                                       412,694
    Professional  Fees                                                                       11,100
                                                                                    ----------------
         Total  Expenses                                                                    524,619
                                                                                    ----------------

Earnings  (Loss) Before  Other Income / (Expenses)
  and  Income  Taxes                                                                       (524,619)
                                                                                    ----------------

Other  Income / (Expenses):

    Loss  on  Investment  in  Subsidiary                                                 (1,341,635)
                                                                                    ----------------

Earnings  (Loss) Before  Income  Taxes                                                   (1,866,254)

    Provision  For  Income  Taxes                                                                --

                                                                                    ----------------
Net  Loss                                                                         $      (1,866,254)
                                                                                    ================

    Net  Earnings / (Loss)  Per  Share:
         Weighted  Average  Number  of  Common  Shares  Outstanding                      11,975,287
         Net  Earnings / (Loss)                                                   $           (0.16)


                     Hiawatha Industry Internet Corporation
                  Statement of Changes in Stockholders' Equity
                      For the Year Ended December 31, 1996




                                                                             Additional                                Total
January  1,  1996                                  Common Stock               Paid In             Retained           Stockholders'
to December 31, 1996                            Shares        Price           Capital             Deficit              Equity
----------------------------------------   -------------    ----------     ----------------    ----------------     ----------------


January  1,  1996                           157,144,518   $   157,145    $       2,532,747   $      (2,689,892)   $               0

Stock  Issued  for  Services  Rendered      142,855,482       142,855              269,839                   0              412,694

Reverse  Stock  Split - 1:155              (298,063,377)     (298,063)             298,063                   0                    0

Sale  of  Common  Stock                       5,843,500         5,844               (2,994)                  0                2,850

Reverse  Stock  Split - 1:3.25               (5,385,177)       (5,386)               5,386                   0                    0

Stock  Issued  for  Services  Rendered          605,000           605               59,895                   0               60,500

Sale  of  Common  Stock                       1,000,000         1,000              339,000                   0              340,000

Stock  Issued  for  Acquisition               9,996,350         9,996              989,639                   0              999,635

Sale  of  Common  Stock                          75,000            75              112,425                   0              112,500

Loss  1996                                            0             0                    0          (1,866,254)          (1,866,254)
                                           -------------    ----------     ----------------    ----------------     ----------------

Total  Stockholders'  Equity
As  of  December 31,  1996                   14,071,296   $    14,071    $       4,604,000   $      (4,556,146)   $          61,925
                                           =============    ==========     ================    ================     ===============




                     Hiawatha Industry Internet Corporation
                             Statement of Cash Flows
                      For the Year Ended December 31, 1996




Cash  Flow  from  Operating  Activities:

     Net  Loss                                                                   $         (1,866,254)
     Adjustments  To  Reconcile  Net  Income  To  Net
      Cash  Provided / (Used)  In  Operating  Activities:
         Depreciation & Amortization                                                                0
         Increase  in  Accrued  Expenses                                                        3,000
                                                                                      ----------------

         Total  Adjustments                                                                     3,000
                                                                                      ----------------
              Net  Cash  Used  by  Operating  Activities                                   (1,863,254)

Cash  Flow  from  Investing  Activities:                                                            0

                                                                                      ----------------
              Net  Cash  Used  by  Investing  Activities                                            0

Cash  Flow  from  Financing  Activities:

         Issuance  of  Common  Stock - net                                                  1,928,179
                                                                                      ----------------
              Net  Cash  Provided  by  Financing  Activities                                1,928,179
                                                                                      ----------------

Net  Increase / (Decrease)  in  Cash                                                           64,925

Cash  at  the  Beginning  of  the  Year                                                             0
                                                                                      ----------------

Cash  at  the  End  of  the  Year                                                $             64,925
                                                                                      ================


                     HIAWATHA INDUSTRY INTERNET CORPORATION
                        Notes to the Financial Statements
                                December 31, 1996



Note 1 - Basis of Presentation and Significant Accounting Policies:
         ---------------------------------------------------------

         Hiawatha Industry Internet Corporation, Formerly Hiawatha Oil and Gas Corp., (the Company) was incorporated as a Delaware corporation on March 20, 1980. The Company was incorporated to engage in the exploration for, and exploitation of oil and gas resources in the United States. The Company has since foregone this plan and is in line to merge with an operating entity.

A)       Income Taxes

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes. At December 31, 1996, no timing differences exist between book income and tax income.

B)       Net Earnings/(Loss) Per Common Share

         Net earnings per common share is shown as both basic and diluted. Basic earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents. The components used for the computations are shown as follows:

                                                             December 31, 1996
                  Weighted Average Number of Common
                      Shares Outstanding Including:

                  Primary Common Stock Equivalents           11,975,287
                  Fully Dilutive Common Stock Equivalents    11,975,287

         During the year ended December 31, 1996, no warrants to purchase shares of common stock have been issued.

C)       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Business Combinations:
         ---------------------

         On March 26, 1996, the Company acquired International Groupware Associates S.A. (IGA), a French corporation, in a business combination accounted for as a purchase. The results of operations of IGA is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was approximately $1,000,000. No goodwill was created as a result of this transaction.

         During September 1996, however, IGA was declared insolvent by the French government and was accordingly liquidated. As a result, the Company has recorded the loss on investment in subsidiary during the fiscal year.


Note 3 - Income Taxes:
         ------------

         As discussed in Note 1, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109 "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change in the current year's provision.

         A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:


                                                              December 31, 1996
                                                                      %
                  U.S. Federal Statutory Tax Rate                    15
                  Valuation allowance for deferred tax assets
                       allocated to income tax expense.              15
                                                                     --

                           Effective Tax Rate                       - 0 -
                                                                    =====


Note 4 - Issuance of Common Stock:
         ------------------------

         For the year ended December 31, 1996, the Company had 14,071,296 shares of common stock outstanding pursuant to the following activity:

         During January 1996, the Company's authorized common stock was increased to 300,000,000 shares, and the par value was reduced to $.001 by a Certificate of Amendment filed with the Secretary of State, in the state of Delaware.

         During January 1996, the Company issued 142,855,482 shares of its common stock in lieu of cash to officers of the Company to cover out of pocket corporate expenses of approximately $413,000.

         ------------------------

         During January 1996, the Board of Directors authorized a reverse common stock split of 1 new share for each 155 old shares outstanding with fractional shareholders being given a full share. At the same meeting, the Board authorized a capitalization of 50,000,000 shares of $.001 par value.

         During February 1996, 5,843,500 shares of restricted common stock were issued to Mega Holding Corp. at a discount for $2,850.

         During March 1996, the Board of Directors authorized a reverse common stock split of 1 new share for each 3.25 old shares outstanding with fractional shareholders being given a full share.

         During March 1996, the Company issued 605,000 common shares to Metcom Trading SA as payment for consulting services rendered.

         During March 1996, the Company issued 9,996,350 common shares pursuant to the acquisition of International Groupware Associates SA (IGA).

         During March 1996, in conjunction with the acquisition of IGA, the Company sold 1,000,000 common shares in a private placement to Panama Resources, Inc. for $340,000.


Note 5 - Earnings Per Share:
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share:


                                                             For the Year Ended December, 1996
                                                        Income              Shares       Per-Share
                                                      (Numerator)       (Denominator)       Amount

         Net Loss                                     $  (1,866,254)

         Basic EPS:
           Loss available to common stockholders         (1,866,254)       11,975,287     $  (0.16)
                                                                                           =======

         Effect of Dilutive Securities:
           Warrants                                           - 0 -             - 0 -
                                                            -------          ----------

         Diluted EPS:
           Loss available to common stockholders
             and assumed conversions.                 $  (1,866,254)       11,975,287     $  (0.16)
                                                       =============     =============     =======

For the year ended December 31, 1996, no anti-dilutive securities existed.

For the period January 1, 1997 to April 26, 2001, there were no transactions that would have materially changed the number of common shares or potential common shares outstanding.

                     HIAWATHA INDUSTRY INTERNET CORPORATION
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1997





                                Table of Contents




                                                             Page
                                                           ----------

Independent  Accountant's  Report . . . . . . . . . . . .. . . 1

Balance  Sheet . . . . . . . . . . . . . . . . . . . . .  . . .2

Statement  of  Operations . . . . . . . . . . . . . . . .. . . 3

Statement  of  Changes  in  Shareholders'  Equity . . . .. . . 4

Statement  of  Cash  Flows . . . . . . . . . . . . . . .  . . .5

Notes  to  the  Financial  Statements . . . . . . . . . .. . 6 - 7

                         Independent Accountant's Report



To the Stockholders of
Hiawatha Industry Internet Corporation:


We have audited the accompanying balance sheet of Hiawatha Industry Internet Corporation as of December 31, 1997 and the related statements of operations, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hiawatha Industry Internet Corporation as of December 31, 1997 and the results of its operations, stockholder's equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ McManus & Co., P.C.
----------------------
McManus & Co., P.C.
Certified Public Accountants
Rockaway, New Jersey

April 26, 2001

                     Hiawatha Industry Internet Corporation
                                  Balance Sheet
                                December 31, 1997



                                     ASSETS

Current  Assets:
    Cash                                                                        $        36,464
                                                                                  --------------
         Total  Current  Assets                                                          36,464


Other  Assets:                                                                                0
                                                                                  --------------
         Total  Other  Assets                                                                 0

                                                                                  --------------
Total  Assets                                                                   $        36,464
                                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
    Accrued  Expenses                                                           $         6,000
                                                                                  --------------
         Total  Liabilities                                                               6,000


Stockholders'  Equity:

    Common  Stock - $.001  par  value
         Authorized  50,000,000  shares
         14,071,296  shares  issued  and  outstanding                                    14,071
    Paid  In  Capital                                                                 4,604,000
    Retained  Deficit                                                                (4,587,607)

                                                                                  --------------
         Total  Stockholders'  Equity                                                    30,464

                                                                                  --------------
Total  Liabilities  and  Stockholders'  Equity                                  $        36,464
                                                                                   ==============


                     Hiawatha Industry Internet Corporation
                             Statement of Operations
                      For the Year Ended December 31, 1997




 Revenues                                                                         $        0
                                                                                    ----------------


 Expenses:
      Consulting  Services                                                                    2,094
      Management  Fees                                                                       20,000
      Office  Expense                                                                           165
      Professional  Fees                                                                      9,202
                                                                                    ----------------
          Total  Expenses                                                                    31,461
                                                                                    ----------------

 Earnings  (Loss) Before  Other Income / (Expenses)
   and  Income  Taxes                                                                       (31,461)
                                                                                    ----------------

 Other  Income / (Expenses):

      Other  Income                                                                               0
                                                                                    ----------------

 Earnings (Loss) Before  Income  Taxes                                                      (31,461)

      Provision  For  Income  Taxes                                                               0

                                                                                    ----------------
 Net  Loss                                                                        $         (31,461)
                                                                                    ================

      Net  Earnings / (Loss)  Per  Share:
          Weighted  Average  Number  of  Common  Shares  Outstanding                     14,071,296
          Net  Earnings / (Loss)                                                  $       NIL


                     Hiawatha Industry Internet Corporation
                  Statement of Changes in Stockholders' Equity
                      For the Year Ended December 31, 1997




                                                                           Additional                               Total
January  1,  1997                          Common Stock                     Paid In            Retained          Stockholders'
to December 31, 1997                  Shares               Price             Capital             Deficit             Equity
-------------------------------  ---------------     ----------------    ----------------    ----------------    ----------------
January  1,  1997                    14,071,296    $          14,071   $       4,604,000   $      (4,556,146)  $          61,925

Loss  1997                                    0                    0                   0             (31,461)            (31,461)
                                 ---------------     ----------------    ----------------    ----------------    ----------------

Total  Stockholders'  Equity
As  of  December 31,  1997           14,071,296    $          14,071   $       4,604,000   $      (4,587,607)  $          30,464
                                  ===============     ================    ================    ================    ================


                     Hiawatha Industry Internet Corporation
                             Statement of Cash Flows
                      For the Year Ended December 31, 1997



Cash  Flow  from  Operating  Activities:
    Net  Loss                                                                   $           (31,461)

    Adjustments  To  Reconcile  Net  Income  To  Net
     Cash  Provided / (Used)  In  Operating  Activities:
         Depreciation & Amortization                                                              0
         Increase  in  Accrued  Expenses                                                      3,000
                                                                                    ----------------

         Total  Adjustments                                                                   3,000
                                                                                    ----------------
             Net  Cash  Used  by  Operating  Activities                                     (28,461)

Cash  Flow  from  Investing  Activities:                                                          0

                                                                                    ----------------
             Net  Cash  Used  by  Investing  Activities                                           0

Cash  Flow  from  Financing  Activities:

         Issuance  of  Common  Stock - net                                                        0
                                                                                    ----------------
             Net  Cash  Provided  by  Financing  Activities                                       0
                                                                                    ----------------

Net  Increase / (Decrease)  in  Cash                                                        (28,461)

Cash  at  the  Beginning  of  the  Year                                                      64,925
                                                                                    ----------------

Cash  at  the  End  of  the  Year                                               $            36,464
                                                                                    ================




                     HIAWATHA INDUSTRY INTERNET CORPORATION
                        Notes to the Financial Statements
                                December 31, 1997




Note 1 - Basis of Presentation and Significant Accounting Policies:
         ---------------------------------------------------------

         Hiawatha Industry Internet Corporation, formerly Hiawatha Oil and Gas Corp. (the Company) was incorporated as a Delaware corporation on March 20, 1980. The Company was incorporated to engage in the exploration for, and exploitation of oil and gas resources in the United States. The Company has since foregone this plan and is in line to merge with an operating entity.

A)       Income Taxes

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes. At December 31, 1997, no timing differences exist between book income and tax income.

B)       Net Earnings/(Loss) Per Common Share

         Net earnings per common share is shown as both basic and diluted. Basic earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents. The components used for the computations are shown as follows:

                                                              December 31, 1997
                  Weighted Average Number of Common
                      Shares Outstanding Including:

                  Primary Common Stock Equivalents                   14,071,296
                  Fully Dilutive Common Stock Equivalents            14,071,296

         During the year ended December 31, 1997, no warrants to purchase shares of common stock have been issued.

C)       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Income Taxes:
         ------------

         As discussed in Note 1, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109 "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change in the current year's provision.

         A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:


                                                             December 31, 1997
                                                                     %
                  U.S. Federal Statutory Tax Rate                   15
                  Valuation allowance for deferred tax assets
                       allocated to income tax expense.             15
                                                                    --

                           Effective Tax Rate                      - 0 -
                                                                   =====


Note 3 - Issuance of Common Stock:
         ------------------------

         During 1997,  no new  issuances of common stock were made.  At December
         31,  1997,   the  Company  had   14,071,296   shares  of  common  stock
         outstanding.


Note 4 - Earnings Per Share:
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      For the Year Ended December, 1997
                                                Income              Shares       Per-Share
                                               (Numerator)       (Denominator      Amount

         Net Loss                                    $  (31,461)

         Basic EPS:
           Loss available to common stockholders        (31,461)   14,071,296     $  NIL
                                                                                     ===

         Effect of Dilutive Securities:
           Warrants                                                    - 0 -        - 0 -
                                                                      -------     ------

         Diluted EPS:
           Loss available to common stockholders
             and assumed conversions.                $  (31,461)   14,071,296     $  NIL
                                                      ==========  ===========       ====

         For the year ended December 31, 1997, no anti-dilutive securities existed.

         For the period January 1, 1998 to April 26, 2001, there were no transactions that would have materially changed the number of common shares or potential common shares outstanding.

                     HIAWATHA INDUSTRY INTERNET CORPORATION
                              FINANCIAL STATEMENTS


                                Table of Contents




                                                             Page
                                                           ----------

Independent  Accountant's  Report . . . . . . . . . . . .. . . 1

Balance  Sheet . . . . . . . . . . . . . . . . . . . . .  . . .2

Statement  of  Operations . . . . . . . . . . . . . . . .. . . 3

Statement  of  Changes  in  Shareholders'  Equity . . . .. . . 4

Statement  of  Cash  Flows . . . . . . . . . . . . . . .  . . .5

Notes  to  the  Financial  Statements . . . . . . . . . .. . 6 - 8

                         Independent Accountant's Report





To the Stockholders of
Hiawatha Industry Internet Corporation:


We have audited the accompanying balance sheets of Hiawatha Industry Internet Corporation as of December 31, 2000, 1999 & 1998 and the related statements of operations, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hiawatha Industry Internet Corporation as of December 31, 2000, 1999 and 1998 and the results of its operations, stockholder's equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ McManus & Co., P.C.
---------------------
McManus & Co., P.C.
Certified Public Accountants
Rockaway, New Jersey

April 26, 2001

                     Hiawatha Industry Internet Corporation
                                 Balance Sheets
                                  December 31,


                                     ASSETS

                                                                           2000               1999               1998
                                                                       --------------     --------------     --------------
Current  Assets:
     Cash                                                            $        33,414    $        35,064    $        36,264

                                                                       --------------     --------------     --------------
         Total  Current  Assets                                               33,414             35,064             36,264


Other  Assets:                                                                     0                  0                  0

                                                                       --------------     --------------     --------------
         Total  Other  Assets                                                      0                  0                  0

                                                                       --------------     --------------     --------------
Total  Assets                                                        $        33,414    $        35,064    $        36,264
                                                                       ==============     ==============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
     Accrued  Expenses                                               $        15,000    $        12,000    $         9,000

                                                                       --------------     --------------     --------------
         Total  Liabilities                                                   15,000             12,000              9,000


Stockholders'  Equity:

     Common  Stock - $.001  par  value
         Authorized  50,000,000  shares
         14,071,296  shares  issued  and  outstanding                         14,071             14,071             14,071
     Paid  In  Capital                                                     4,604,000          4,604,000          4,604,000
     Retained  Deficit                                                    (4,599,657)        (4,595,007)        (4,590,807)

                                                                       --------------     --------------     --------------
         Total  Stockholders'  Equity                                         18,414             23,064             27,264

                                                                       --------------     --------------     --------------
Total  Liabilities  and  Stockholders'  Equity                       $        33,414    $        35,064    $        36,264
                                                                       ==============     ==============     ==============



            Hiawatha Industry Internet Corporation
                   Statements of Operations
               For the Years Ended December 31,



                                                                                   2000               1999               1998
                                                                               --------------     --------------     --------------

Revenues                                                                     $       0          $       0          $       0
                                                                               --------------     --------------     --------------


Expenses:
     Office  Expense                                                                   1,650              1,200                200
     Professional  Fees                                                                3,000              3,000              3,000
                                                                               --------------     --------------     --------------
         Total  Expenses                                                               4,650              4,200              3,200
                                                                               --------------     --------------     --------------

Earnings  (Loss) Before  Other Income / (Expenses)
  and  Income  Taxes                                                                  (4,650)            (4,200)            (3,200)
                                                                               --------------     --------------     --------------

Other  Income / (Expenses):

     Other  Income                                                                         0                  0                  0
                                                                               --------------     --------------     --------------

Earnings  (Loss) Before  Income  Taxes                                                (4,650)            (4,200)            (3,200)

     Provision  For  Income  Taxes                                                         0                  0                  0

                                                                               --------------     --------------     --------------
Net  Loss                                                                    $        (4,650)   $        (4,200)   $        (3,200)
                                                                               ==============     ==============     ==============

     Net  Earnings / (Loss)  Per  Share:
         Weighted  Average  Number  of  Common  Shares  Outstanding               14,071,296         14,071,296         14,071,296
         Net  Earnings / (Loss)                                              $      NIL         $      NIL         $      NIL

                     Hiawatha Industry Internet Corporation
                  Statements of Changes in Stockholders' Equity
                        For the Years Ended December 31,




                                                                                    Additional                      Total
January  1,  1998                               Common Stock                  Paid In           Retained         Stockholders'
 to December 31, 2000                    Shares             Price             Capital            Deficit            Equity
---------------------------------     --------------    ---------------    --------------     --------------     --------------


January  1,  1998                        14,071,296   $         14,071   $     4,604,000    $    (4,587,607)   $        30,464

Loss  1998                                        0                  0                 0             (3,200)            (3,200)
                                      --------------    ---------------    --------------     --------------     --------------

Total  Stockholders'  Equity
As  of  December 31,  1998               14,071,296             14,071         4,604,000         (4,590,807)            27,264


Loss  1999                                        0                  0                 0             (4,200)            (4,200)
                                      --------------    ---------------    --------------     --------------     --------------

Total  Stockholders'  Equity
As  of  December 31,  1999               14,071,296             14,071         4,604,000         (4,595,007)            23,064


Loss  2000                                        0                  0                 0             (4,650)            (4,650)
                                      --------------    ---------------    --------------     --------------     --------------

Total  Stockholders'  Equity
As  of  December 31,  2000               14,071,296   $         14,071   $     4,604,000    $    (4,599,657)   $        18,414
                                       ==============    ===============    ==============     ==============     ==============



                     Hiawatha Industry Internet Corporation
                            Statements of Cash Flows
                        For the Years Ended December 31,



                                                                              2000               1999               1998
                                                                          --------------     --------------    ---------------
Cash  Flow  from  Operating  Activities:
     Net  Loss                                                          $        (4,650)   $        (4,200)  $         (3,200)

     Adjustments  To  Reconcile  Net  Income  To  Net
      Cash  Provided / (Used)  In  Operating  Activities:
         Depreciation & Amortization                                                  0                  0                  0
         Increase  in  Accrued  Expenses                                          3,000              3,000              3,000
                                                                          --------------     --------------    ---------------

         Total  Adjustments                                                       3,000              3,000              3,000
                                                                          --------------     --------------    ---------------
              Net  Cash  Used  by  Operating  Activities                         (1,650)            (1,200)              (200)

Cash  Flow  from  Investing  Activities:                                              0                  0                  0

                                                                          --------------     --------------    ---------------
              Net  Cash  Used  by  Investing  Activities                              0                  0                  0

Cash  Flow  from  Financing  Activities:

         Issuance  of  Common  Stock - net                                            0                  0                  0
                                                                          --------------     --------------    ---------------
              Net  Cash  Provided  by  Financing  Activities                          0                  0                  0
                                                                          --------------     --------------    ---------------

Net  Increase / (Decrease)  in  Cash                                             (1,650)            (1,200)              (200)

Cash  at  the  Beginning  of  the  Year                                          35,064             36,264             36,464
                                                                          --------------     --------------    ---------------

Cash  at  the  End  of  the  Year                                       $        33,414    $        35,064   $         36,264
                                                                           ==============     ==============    ===============




                     HIAWATHA INDUSTRY INTERNET CORPORATION
                        Notes to the Financial Statements




Note 1 - Basis of Presentation and Significant Accounting Policies:
         ---------------------------------------------------------

         Hiawatha Industry Internet Corporation, formerly Hiawatha Oil and Gas Corp., (the Company) was incorporated as a Delaware corporation on March 20, 1980. The Company was incorporated to engage in the exploration for, and exploitation of oil and gas resources in the United States. The Company has since foregone this plan and is in line to merge with an operating entity.

A)       Income Taxes

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes. At December 31, 2000, no timing differences exist between book income and tax income.

B)       Net Earnings/(Loss) Per Common Share

         Net earnings per common share are shown as both basic and diluted. Basic earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the fweighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents. The components used for the computations are shown as follows:
                                                       December 31,
                                              2000       1999      1998
                                             -----------------------------
    Weighted Average Number of Common
        Shares Outstanding Including:


    Primary Common Stock Equivalents         14,071,296  14,071,296  14,071,296
    Fully Dilutive Common Stock Equivalents  14,071,296  14,071,296  14,071,296


         During the years ended December 31, 2000, 1999 and 1998, no warrants to purchase shares of common stock have been issued.

C)       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Income Taxes:
         ------------

         As discussed in Note 1, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109 "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change in the current year's provision.

         A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:


                                                               December 31,
                                                       2000      1999      1998
                                                        %         %         %
                                                      ------------------------
        U.S. Federal Statutory Tax Rate                15        15         15
        Valuation allowance for deferred tax assets
             allocated to income tax expense.          15        15         15
                                                       -----------------------

                 Effective Tax Rate                  - 0 -     - 0 -     - 0 -
                                                      ========================

Note 3 - Issuance of Common Stock:
         ------------------------

         During 2000, no new issuances of common stock were made. At December 31, 2000, the Company had 14,071,296 shares of common stock outstanding.


Note 4 - Earnings Per Share:
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                                           For the Year Ended December, 2000
                                                     Income              Shares       Per-Share
                                                     (Numerator)       (Denominator)       Amount

         Net Loss                                    $   (4,650)

         Basic EPS:
           Loss available to common stockholders          (4,650)          14,071,296     $  NIL
                                                                                            =====

         Effect of Dilutive Securities:
           Warrants                                        - 0 -              - 0 -
                                                         -------             ----------

         Diluted EPS:
           Loss available to common stockholders
             and assumed conversions.                 $   (4,650)          14,071,296      $  NIL
                                                        ==========        =============      ====


         ------------------

                                                             For the Year Ended December, 1999
                                                         Income              Shares       Per-Share
                                                       (Numerator)       (Denominator)       Amount

         Net Loss                                     $   (4,200)

         Basic EPS:
           Loss available to common stockholders          (4,200)          14,071,296     $  NIL
                                                                                            =====

         Effect of Dilutive Securities:
           Warrants                                        - 0 -              - 0 -
                                                          -------           ----------

         Diluted EPS:
           Loss available to common stockholders
             and assumed conversions.                  $   (4,200)          14,071,296      $  NIL
                                                         ==========        =============      ====

         For the years ended December 31, 2000, 1999 and 1998, no anti-dilutive securities existed.

         For the period January 1, 2001 to April 26, 2001, there were no transactions that would have materially changed the number of common shares or potential common shares outstanding.