Form 10KSB
period 2001-03-31
HIAWATHA INDUSTRY INTERNET CORP
filed 2001-08-09
CIK 352903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED

[X] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

    FOR THE TRANSITION PERIOD FROM January 1, 2001 TO March 31, 2001



                           CENTACOM TECHNOLOGIES INC.
                         ------------------------------
                 (Name Of Small Business Issuer In Its Charter)




DELAWARE                            333-04058                 25-1381014
 ...............................................................................
(State Or Other Jurisdiction Of     COMMISSION FILE NUMBER   (I.R.S. Employer
Incorporation Or Organization)                              Identification No.)

c/o Steven I. Gutstein, Esq., 780 Third Avenue,
24th Floor, New York, NY                                     10017
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x ] No


         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for the three months ended March 31, 2001 were $-0-.

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

         As of March 31, 2001, 14,071,296 shares of the issuer's common stock were issued and outstanding.


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

Part III

Item 9. Directors, Executive Officers; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
        -----------------------------------------------------------------


PART I

         Except where the context otherwise requires, all references in this Annual Report to the "Registrant", "Company" or "Centacom" refer to Centacom Technologies Inc.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

         Certain statements in this Transition Report on Form 10-KSB, under the captions "Plan of Operations", "Business of Issuer," and elsewhere relate to future events and expectations, and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "assumes," "plans," "expects," "contemplates," and similar expressions generally are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

         In June 1996, the Company changed its name to Hiawatha Industry Internet Corporation to better reflect the nature of its new business. IGW operated at a loss and the Company was unable to raise sufficient capital to allow IGW to continue operating. As a result, IGW was placed in receivership in November 1996, and in December of that year, the French Commerce Tribunal of Grasse declared IGW bankrupt. With no operating business, the Company's management sought to find a new business for the Company. Those efforts proved unsuccessful and in July 1997, the Company's officers and directors, who controlled a majority of the issued and outstanding shares of the Company and who were all based in France and were not United States citizens, "walked away" from the Company without taking any formal action and without notice to shareholders, the Securities and Exchange Commission, or the State of Delaware. With no management, the Company ceased to operate. The Company failed to file any annual or quarterly reports with the Securities and Exchange Commission since it filed a Form 10-QSB in November 1996 for the quarter ended September 30, 1996 until it filed a Form 10-KSB on May 29, 2001. The Company's charter was voided by the State of Delaware for nonpayment of taxes.

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

         Subsequent to the end of the transition period being reported herein, the Company changed its name to Centacom Technologies Inc. This event was reported by the Company in a Form 8-K filed on June 26, 2001.

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

         Subsequent to the end of the trasition period being reported herein, the Company acquired Centacom Ltd., a United Kingdom Company. This event was reported by the Company in a Form 8-K filed on June 12, 2001. The Company intends to conduct future business operations through its subsidiary Centacom Ltd., which is in the business of "Internet Telephony."


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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to the security holders for a vote during the three months ending March 31, 2001.


PART II

ITEM 5

MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common shares trade on the OTC Pink Sheets under the symbol "HWII". Trading has been negligible over the past five years, with the most recent trade occurring on January 24, 2001. No assurance can be given that any market for the Company's common stock will develop in the future or be maintained.

         As of March 31, 2001, there were 1,496 holders of record of the Company's common stock.

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

         Subsequent to the end of the transition period being reported herein, the Company acquired Centacom Ltd. This event was reported by the Company in a Form 8-K filed on June 12, 2001. The Company intends to conduct future business operations through its subsidary Centacom Ltd., which is in the business of "Internet Technology."

ITEM 7

FINANCIAL STATEMENTS


                           CENTACOM TECHNOLOGIES INC.
                              FINANCIAL STATEMENTS

                                       -


                                Table of Contents




                                                      Page
                                                   ---------

Independent  Accountant's  Report . . . . . . . . . . 1

Balance  Sheets . . . . . . . . . . . . . . . . . . . 2

Statements  of  Operations . . . . . . . . . . . . . .3

Statements  of  Changes  in  Shareholders'  Equity . .4

Statements  of  Cash  Flows . . . . . . . . . . . . . 5

Notes  to  the  Financial  Statements . . . . . . . 6 - 8

                         Independent Accountant's Report


To the Stockholders of
Centacom Technologies Inc.:


We have audited the accompanying balance sheets of Centacom Technologies Inc. (formerly Hiawatha Industry Internet Corporation) as of March 31, 2001 and December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the periods ended March 31, 2001 and December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Centacom Technologies Inc. as of March 31, 2001 and December 31, 2000 and 1999 and the results of its operations, stockholder's equity, and its cash flows for the periods ended March 31, 2001 and December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.



/s/ McManus & Co., P.C.
----------------------
McManus & Co., P.C.
Certified Public Accountants
Rockaway, New Jersey

April 26, 2001

                           Centacom Technologies Inc.
                                 Balance Sheets



                                     ASSETS

                                                                                March 31,                   December 31,
                                                                               ------------      --------------------------------
                                                                                  2001               2000               1999
                                                                               ------------      -------------      -------------
        Current  Assets:
            Cash                                                             $      27,546     $       33,414     $       35,064

                                                                               ------------      -------------      -------------
                Total  Current  Assets                                              27,546             33,414             35,064


        Other  Assets:                                                                   0                  0                  0

                                                                               ------------      -------------      -------------
                Total  Other  Assets                                                     0                  0                  0

                                                                               ------------      -------------      -------------
        Total  Assets                                                        $      27,546     $       33,414     $       35,064
                                                                               ============      =============      =============


           LIABILITIES AND STOCKHOLDERS' EQUITY


        Liabilities:
            Accrued  Expenses                                                $      21,065     $       15,000     $       12,000
            Loan  From  Shareholder                                                     20                  0                  0

                                                                               ------------      -------------      -------------
                Total  Liabilities                                                  21,085             15,000             12,000


        Stockholders'  Equity:

            Common  Stock - $.001  par  value
                Authorized  50,000,000  shares
                14,071,296  shares  issued  and  outstanding                        14,071             14,071             14,071
            Paid  In  Capital                                                    4,604,000          4,604,000          4,604,000
            Retained  Deficit                                                   -4,611,610         -4,599,657         -4,595,007

                                                                               ------------      -------------      -------------
                Total  Stockholder's  Equity                                         6,461             18,414             23,064

                                                                               ------------      -------------      -------------
        Total  Liabilities  and  Stockholders'  Equity                       $      27,546     $       33,414     $       35,064
                                                                               ============      =============      =============

                           Centacom Technologies Inc.
                            Statements of Operations
                             For the Periods Ended


                                                                March 31,                           December 31,
                                                        ----------------------------    --------------------------------------------
                                                        2001            2000            2000            1999            1998
                                                      (Audited)        (Unaudited)    (Audited)       (Audited)       (Audited)
                                                     ------------    --------------- -------------    ------------    ------------

  Revenues                                          $      0        $      0        $      0        $      0        $      0
                                                      ------------    ------------    ------------    ------------    ------------


  Expenses:
      Office  Expense                                         515             300           1,650           1,200             200
      Professional  Fees                                   11,438             750           3,000           3,000           3,000
                                                      ------------    ------------    ------------    ------------    ------------
          Total  Expenses                                  11,953           1,050           4,650           4,200           3,200
                                                      ------------    ------------    ------------    ------------    ------------

  Earnings  Before  Other Income / (Expenses)
    and  Income  Taxes                                    -11,953          -1,050          -4,650          -4,200          -3,200
                                                      ------------    ------------    ------------    ------------    ------------

  Other  Income / (Expenses):

      Other  Income                                             0               0               0               0               0
                                                      ------------    ------------    ------------    ------------    ------------

  Earnings  Before  Income  Taxes                         -11,953          -1,050          -4,650          -4,200          -3,200

      Provision  For  Income  Taxes                             0               0               0               0               0

                                                      ------------    ------------    ------------    ------------    ------------
  Net  Loss                                         $     -11,953   $      -1,050   $      -4,650   $      -4,200   $      -3,200
                                                      ============    ============    ============    ============    ===========

Net  Earnings / (Loss)  Per  Share:
    Weighted  Average  Number  of  Common  Shares
    Outstanding                                        14,071,296      14,071,296      14,071,296      14,071,296      14,071,296
    Net  Earnings / (Loss)                          $     NIL       $     NIL       $     NIL       $     NIL       $     NIL


                           Centacom Technologies Inc.
                  Statements of Changes in Stockholders' Equity

                                                                                 Additional                           Total
       January  1,  1998                              Common Stock                Paid In          Retained       Stockholders'
       to March 31, 2001                        Shares            Price           Capital          Deficit           Equity
       ----------------------------------    -------------    --------------    -------------    -------------    --------------


       January  1,  1998                       14,071,296   $        14,071   $    4,604,000   $   -4,587,607   $        30,464

       Loss  1998                                       0                 0                0           -3,200            -3,200
                                             -------------    --------------    -------------    -------------    --------------

       Total  Stockholders'  Equity
       As  of  December 31,  1998              14,071,296            14,071        4,604,000       -4,590,807            27,264


       Loss  1999                                       0                 0                0           -4,200            -4,200
                                             -------------    --------------    -------------    -------------    --------------

       Total  Stockholders'  Equity
       As  of  December 31,  1999              14,071,296            14,071        4,604,000       -4,595,007            23,064


       Loss  2000                                       0                 0                0           -4,650            -4,650
                                             -------------    --------------    -------------    -------------    --------------

       Total  Stockholders'  Equity
       As  of  December 31,  2000              14,071,296            14,071        4,604,000       -4,599,657            18,414


       Loss  March  31,  2001                           0                 0                0          -11,953           -11,953
                                             -------------    --------------    -------------    -------------    --------------

       Total  Stockholders'  Equity
       As  of  March  31,  2001                14,071,296   $        14,071   $    4,604,000   $   -4,611,610   $         6,461
                                             =============    ==============    =============    =============    ==============


                           Centacom Technologies Inc.
                            Statements of Cash Flows
                              For the Periods Ended



                                                                                March 31,                   December 31,
                                                                   ----------------------------    ---------------------------------
                                                                      2001             2000        2000        1999        1998
                                                                   (Audited)     (Unaudited)    (Audited)    (Audited)    (Audited)
                                                                  ------------   ------------ -------------  ------------ --------
Cash  Flow  from  Operating  Activities:
     Net  Loss                                                $     -11,953   $   -1,050   $   -4,650   $    -4,200   $    -3,200

     Adjustments  To  Reconcile  Net  Income  To  Net
      Cash  Provided / (Used)  In  Operating  Activities:
         Depreciation & Amortization                                      0            0            0             0             0
         Increase  in  Accrued  Expenses                              6,065            0        3,000         3,000         3,000
                                                                ------------    ---------    ---------    ----------    ----------

         Total  Adjustments                                           6,065            0        3,000         3,000         3,000
                                                                ------------    ---------    ---------    ----------    ----------
             Net  Cash  Used  by  Operating  Activities              -5,888       -1,050       -1,650        -1,200          -200

 Cash  Flow  from  Investing  Activities:                                 0            0            0             0             0

                                                                ------------    ---------    ---------    ----------    ----------
             Net  Cash  Used  by  Investing  Activities                   0            0            0             0             0

 Cash  Flow  from  Financing  Activities:

         Loan  From  Shareholder                                         20            0            0             0             0
         Issuance  of  Common  Stock - net                                0            0            0             0             0
                                                                ------------    ---------    ---------    ----------    ----------
             Net  Cash  Provided  by  Financing  Activities              20            0            0             0             0
                                                                ------------    ---------    ---------    ----------    ----------

 Net  Decrease  in  Cash                                             -5,868       -1,050       -1,650        -1,200          -200

 Cash  at  the  Beginning  of  the  Period                           33,414       35,064       35,064        36,264        36,464
                                                                ------------    ---------    ---------    ----------    ----------

 Cash  at  the  End  of  the  Period                          $      27,546   $   34,014   $   33,414   $    35,064   $    36,264
                                                                ============    =========    =========    ==========    ==========

                           CENTACOM TECHNOLOGIES INC.
                        Notes to the Financial Statements
                                 March 31, 2001


Note 1 - Basis of Presentation and Significant Accounting Policies:
         ---------------------------------------------------------

         Centacom Technologies Inc., formerly Hiawatha Industry Internet Corporation, (the Company) was incorporated as a Delaware corporation on March 20, 1980. The Company was incorporated to engage in the exploration for, and exploitation of oil and gas resources in the United States. The Company has since foregone this plan and is in line to merge with an operating entity.

A)       Income Taxes

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes. At March 31, 2001, no timing differences exist between book income and tax income.

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

                                                     March 31,                            December 31,
                                                         2001              2000            1999              1998
                                                     ---------             --------------------------------------
         Weighted Average Number of Common
             Shares Outstanding Including:

         Primary Common Stock Equivalents             14,071,296       14,071,296       14,071,296        14,071,296
         Fully Dilutive Common Stock Equivalents      14,071,296       14,071,296       14,071,296        14,071,296

         During the periods ended March 31, 2001 and 2000, no warrants to purchase shares of common stock have been issued.

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

D)       Transition Period

         The Company has changed its year-end from that of December 31 to March 31 effective the three-month period March 31, 2001.

Note 2 - Income Taxes:
         ------------

         As discussed in Note 1, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109 "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change in the current year's provision.

         A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                         March 31,             December 31,
                                                                           2001         2000       1999       1998

                                                                             %             %          %         %
                                                                      --------------   ------------------------------
                  U.S. Federal Statutory Tax Rate                           15          15         15        15

                  Valuation allowance for deferred tax assets
                       allocated to income tax expense.                     15          15         15        15
                                                                      ---------------  ------------------------------

                           Effective Tax Rate                              - 0 -       - 0 -      - 0 -     - 0 -
                                                                      ===============  ==============================




Note 3 - Issuance of Common Stock:
         ------------------------

         During the period ended March 31, 2001, no new issuances of common stock were made. At March 31, 2001, the Company had 14,071,296 shares of common stock outstanding.


Note 4 - Earnings Per Share:
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                       For the Period Ended March, 2001
                                                                      ---------------------------------
                                                                Income              Shares        Per-Share
                                                              (Numerator)       (Denominator)       Amount
                                                              -----------       ------------       ---------
         Net Loss                                           $   (8,888)

         Basic EPS:
           Loss available to common stockholders                (8,888)          14,071,296         $  NIL
                                                                                                      =====

         Effect of Dilutive Securities:
           Warrants                                               - 0 -              - 0 -
                                                                 -------            ----------

         Diluted EPS:
           Loss available to common stockholders
             and assumed conversions.                         $   (8,888)          14,071,296      $  NIL
                                                                ==========        =============      ====



         ------------------

                                                                 For the Year Ended December, 2000
                                                                 -----------------------------------------
                                                                Income             Shares         Per-Share
                                                              (Numerator)       (Denominator)       Amount
                                                              -----------       ------------       ---------
         Net Loss                                           $   (4,650)

         Basic EPS:
           Loss available to common stockholders                (4,650)          14,071,296        $  NIL
                                                                                                    =====

         Effect of Dilutive Securities:
           Warrants                                                - 0 -                - 0 -
                                                               -------           ----------

         Diluted EPS:
           Loss available to common stockholders
             and assumed conversions.                       $   (4,650)          14,071,296        $  NIL
                                                              ========           ==========         =====

         For the periods ended March 31, 2001 and 2000, no anti-dilutive securities existed.

         For the period April 1, 2001 to April 26, 2001, there were no transactions that would have materially changed the number of common shares or potential common shares outstanding.


Note 5 - Subsequent Events:
         -----------------

         On May 31, 2001, the Company acquired one - hundred percent of Centacom, Ltd. in a transaction accounted for as a purchase.

         On  June  18,   2001,   the  Company   changed  its  name  to  Centacom
         Technologies, Inc.

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

         Subsequent to the end of the transition period being reported herein, there have been changes made in the Company's management. These changes were reported by the Company in a Form 8-K filed on June 12, 2001.

ITEM 9

EXECUTIVE COMPENSATION

         Mr. Stille, the Company's sole officer and director received no compensation for his services as an officer and director.

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

         As of March 31, 2001 Reinhardt Stille, the Company's sole officer and director, owned 10,771,175, or 76.55% of the 14,071,296 issued and outstanding shares. No other person is known to the management of the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. Since Mr. Stille is the sole officer and director of the Company, all executive officers and directors of the Company as a group own 10,771,175 of the 14,071,296 issued and outstanding shares of the Company's Common Stock, which amounts to 76.55% of the issued and outstanding shares of the Company's Common Stock.

         Subsequent to the end of the transition period being reported herein, substantial changes occurred in the security ownership of certain beneficial owners and management. These changes were reported by the Company in a Form 8-K filed on June 12, 2001.

ITEM 11

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 12

EXHIBITS AND REPORTS ON FORM 8-K

a) No Exhibits are filed with this Annual Report.

b) REPORTS ON FORM 8-K FILED DURING THE TWELVE MONTHS ENDED DECEMBER 31, 2000

    There were no reports on Form 8-K filed during the three months ended March 31, 2001.

         Subsequent to the end of the transition period, two Form 8-Ks were filed on June 12, 2001 and June 26, 2001, respectively.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 9, 2001

CENTACOM TECHNOLOGIES, INC.



BY: /S/ MICHAEL JOHN AYERS

------------------------------
Michael John Ayers
Chief Executive Officer And President